Form 10-K
Securitized Asset Backed Receivables LLC Trust 2006-FR4
filed 2007-03-30
CIK 1382324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

             Commission file number of issuing entity: 333-138183-02

             Securitized Asset Backed Receivables LLC Trust 2006-FR4 (Exact name of issuing entity as specified in its Charter)

                    Securitized Asset Backed Receivables LLC
             (Exact name of depositor as specified in its Charter)

                            Sutton Funding LLC
            (Exact name of sponsor as specified in its Charter)

                    New York                                 37-1472598
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization              Identification Number
               of issuing entity)                       of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                          92705
         (Address of principal executive offices       (Zip Code
                of issuing entity)                  of issuing entity)

            Issuing Entity telephone number, including area code:
                               (714) 247-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.        Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                      PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                    PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T)  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.


             Additional Items Required by General Instruction J (2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.

     Item 1117 of Regulation AB, Legal Proceedings.

     Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of Fremont Investment &
     Loan ("Fremont"), a responsible party in connection with the Securities Asset Back Receivables LLC Trust 2006 - FR4 Mortgage Pass-Through Certificates, Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. For more information, see Exhibit 99.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Exhibits 33 and 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) Exhibits.

         (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on December 28, 2006 and incorporated by Reference herein.)

      (10.1) Sponsor Representation Letter, dated as of December 12, 2006, between Barclays Bank PLC and the Depositor (Filed as Exhibit
             10.1 to Form 8-K filed on December 28, 2006, and incorporated by reference herein.)

      (10.2) Interest Rate Swap Agreement, dated December 12, 2006, between
             Barclays Bank PLC, as swap provider, and Deutsche Bank National Trust Company, as trustee, on behalf of Securitized Asset Backed Receivables LLC Trust 2006-FR4 (Filed as Exhibit 10.2 to Form 8-K filed on December 28, 2006, and incorporated by reference herein.)

      (10.3) Cap Agreement, dated December 12, 2006, between Barclays Bank PLC, as cap provider, and Deutsche Bank National Trust Company, as trustee, on behalf of the Trust (Filed as Exhibit 10.3 to Form
             8-K filed on December 28, 2006, and incorporated by reference herein.)

        (31) Rule 13a-14(d)/15d-14(d) Certifications.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 ZC Real Estate Tax Solutions Ltd's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.5 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Servicer's Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Real Estate Tax Solutions Ltd's Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency Inc's Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report (Exhibit 33.5) for Year End December 31, 2006.

        (35) Servicer compliance statement.

             Exhibit 35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2006.

        (99) Description of Fremont matters.

     (b) See (a) above.

     (c) Not Applicable.




                                SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           By: Securitized Asset Backed Receivables LLC,
                               (Depositor)

                                      By:  /s/ Paul Menefee
                                           Paul Menefee
                                           Vice President and
                                           Chief Accounting Officer


     Date: March 30, 2007




     EXHIBIT INDEX

     Exhibit No.

         (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on December 28, 2006 and incorporated by Reference herein.)

      (10.1) Sponsor Representation Letter, dated as of December 12, 2006, between Barclays Bank PLC and the Depositor (Filed as Exhibit
             10.1 to Form 8-K filed on December 28, 2006, and incorporated by reference herein.)

      (10.2) Interest Rate Swap Agreement, dated December 12, 2006, between
             Barclays Bank PLC, as swap provider, and Deutsche Bank National Trust Company, as trustee, on behalf of Securitized Asset Backed Receivables LLC Trust 2006-FR4 (Filed as Exhibit 10.2 to Form 8-K filed on December 28, 2006, and incorporated by reference herein.)

      (10.3) Cap Agreement, dated December 12, 2006, between Barclays Bank PLC, as cap provider, and Deutsche Bank National Trust Company, as trustee, on behalf of the Trust (Filed as Exhibit 10.3 to Form
             8-K filed on December 28, 2006, and incorporated by reference herein.)

        (31) Rule 13a-14(d)/15d-14(d) Certifications.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 ZC Real Estate Tax Solutions Ltd's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 ZC Sterling Insurance Agency Inc's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.5 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2006.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Servicer's Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Real Estate Tax Solutions Ltd's Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for ZC Sterling Insurance Agency Inc's Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report (Exhibit 33.5) for Year End December 31, 2006.

        (35) Servicer compliance statement.

             Exhibit 35.1 Servicer's Annual Statement of Compliance for Year End December 31, 2006.

        (99) Description of Fremont matters.